Form 10-QT
period 2001-12-30
SPANISH BROADCASTING SYSTEM SOUTHWEST INC; SPANISH BROADCASTING SYSTEM OF ILLINOIS INC; SPANISH BROADCASTING SYSTEM OF PUERTO RICO INC /DE/; SPANISH BROADCASTING SYSTEM OF FLORIDA INC; SBS OF GREATER NEW YORK INC; SBS FUNDING INC; SPANISH BROADCASTING SYSTEM NETWORK INC; SPANISH BROADCASTING SYSTEM INC; SPANISH BROADCASTING SYSTEM SAN FRANCISCO INC; SPANISH BROADCASTING SYSTEM OF GREATER MIAMI INC
filed 2002-02-13
CIK 1157665, 1096127, 1096129, 927723, 1017144, 1096130, 927726, 927720, 1157666, 1096126

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

       [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                       OR

       [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from October 1, 2001 to December 30, 2001

                         Commission File Number 33-82114

                        SPANISH BROADCASTING SYSTEM, INC.
             (Exact name of registrant as specified in its charter)

                       SEE TABLE OF ADDITIONAL REGISTRANTS

                    DELAWARE                                 13-3827791
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)

                        2601 SOUTH BAYSHORE DRIVE, PH II
                          COCONUT GROVE, FLORIDA 33133
               (Address of principal executive offices) (Zip Code)

                                 (305) 441-6901
              (Registrant's telephone number, including area code)

     Former fiscal year end: last Sunday in September of each calendar year
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       [X] YES           [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 11, 2002, 36,862,705 shares of Class A common stock, par value $.0001 per share and 27,795,500 shares of Class B common stock, par value $.0001 per share, were outstanding.

                         TABLE OF ADDITIONAL REGISTRANTS

                                                                             PRIMARY STANDARD
                                                       STATE OR OTHER           INDUSTRIAL        I.R.S. EMPLOYER
                                                       JURISDICTION OF        CLASSIFICATION       IDENTIFICATION
NAME                                                    INCORPORATION             NUMBER               NUMBER
----                                                   ---------------       ----------------     ---------------
Spanish Broadcasting System of California, Inc.......     California                4832             92-3952357
Spanish Broadcasting System Network, Inc.............     New York                  4899             13-3511101
SBS Promotions, Inc..................................     New York                  7999             13-3456128
SBS Funding, Inc.....................................     Delaware                  4832             52-2176317
Alarcon Holdings, Inc................................     New York                  6512             13-3475833
SBS of Greater New York, Inc.........................     New York                  4832             13-3888732
Spanish Broadcasting System of Florida, Inc..........     Florida                   4832             58-1700848
Spanish Broadcasting System of Greater Miami, Inc....     Delaware                  4832             65-0774450
Spanish Broadcasting System of Puerto Rico, Inc......     Delaware                  4832             52-2139546
Spanish Broadcasting System, Inc.....................     New Jersey                4832             13-3181941
Spanish Broadcasting System of Illinois, Inc.........     Delaware                  4832             36-4174296
Spanish Broadcasting System of San Antonio, Inc......     Delaware                  4832             65-0820776
Spanish Broadcasting System Finance Corporation......     Delaware                  4832             65-1081341
Spanish Broadcasting System SouthWest, Inc...........     Delaware                  4832             75-2130336
Spanish Broadcasting System - San Francisco, Inc.....     Delaware                  4832             94-3405231
Spanish Broadcasting System of Puerto Rico, Inc......     Puerto Rico               4832             66-0564244

                        SPANISH BROADCASTING SYSTEM, INC.

                                      INDEX


PART I.    FINANCIAL INFORMATION.............................................................    4
ITEM 1.    FINANCIAL STATEMENTS - UNAUDITED..................................................    4
           CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2001
           AND DECEMBER 30, 2001.............................................................    4
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE-
           MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 30, 2001..............................    5
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTHS
           ENDED DECEMBER 31, 2000 AND DECEMBER 30, 2001.....................................    6
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..............................    7
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS........................................................................   11
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................   16
PART II.   OTHER INFORMATION.................................................................   17
ITEM 1.    LEGAL PROCEEDINGS.................................................................   17
ITEM 5.    OTHER INFORMATION.................................................................   17
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..................................................   17

PART I -      FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS--UNAUDITED

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (in thousands, except share information)

                                                                                     September 30, 2001     December 30, 2001
                                                                                     ------------------     -----------------
ASSETS
Current assets:

      Cash and cash equivalents                                                           $  59,900                 51,640
      Net receivables                                                                        23,274                 23,388
      Other current assets                                                                    1,515                  1,706
                                                                                          ---------               --------
         Total current assets                                                                84,689                 76,734

Property and equipment, net                                                                  24,972                 24,938
Intangible assets, net                                                                      579,907                575,931
Deferred financing costs, net                                                                10,361                 10,040
Other assets                                                                                    249                    256
                                                                                          ---------               --------
                   Total assets                                                           $ 700,178                687,899
                                                                                          =========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      12 1/2% senior unsecured notes                                                      $     100                    100
      Current portion of long-term debt                                                         187                    191
      Accounts payable and accrued expenses                                                  15,543                 13,765
      Accrued interest                                                                       13,618                  5,316
      Deferred commitment fee                                                                 1,457                  1,282
                                                                                          ---------               --------
         Total current liabilities                                                           30,905                 20,654

9 5/8% senior subordinated notes, net                                                       322,959                323,184
Other long-term debt, less current portion                                                    4,206                  4,156
Deferred income taxes                                                                        32,682                 31,706

Stockholders' equity:

      Class A common stock, $.0001 par value. Authorized 100,000,000 shares;
         36,862,705 shares issued and outstanding at September 30, 2001
         and December 30, 2001                                                                    3                      3
      Class B common stock, $.0001 par value.  Authorized 50,000,000 shares;
         27,795,500 shares issued and outstanding at September 30, 2001
         and December 30, 2001                                                                    3                      3
      Additional paid-in capital                                                            435,522                435,522
      Accumulated deficit                                                                  (126,102)              (127,329)
                                                                                          ---------               --------
         Total stockholders' equity                                                         309,426                308,199
                                                                                          ---------               --------
                   Total liabilities and stockholders' equity                             $ 700,178                687,899
                                                                                          =========               ========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (in thousands, except share data)


                                                                 Three months ended
                                                       -----------------------------------------
                                                       December 31, 2000       December 30, 2001
                                                       -----------------       -----------------
Gross revenue                                              $ 42,735                 38,484
Less agency commissions                                       5,421                  4,570
                                                           --------                -------
          Net revenue                                        37,314                 33,914
                                                           --------                -------

Operating expenses:
       Engineering                                              747                    751
       Programming                                            5,713                  4,246
       Selling                                               10,659                 11,781
       General and administrative                             5,092                  4,281
       Corporate expenses                                     2,511                  2,387
       Depreciation and amortization                          4,364                  4,847
                                                           --------                -------
                                                             29,086                 28,293
                                                           --------                -------

           Operating income                                   8,228                  5,621

Other (income) expenses:
       Interest expense, net                                  7,437                  8,191
       Other, net                                              (237)                  (650)
                                                           --------                -------

           Income (loss) before income taxes                  1,028                 (1,920)

Income tax expense (benefit)                                    432                   (693)
                                                           --------                -------

                Net income (loss)                          $    596                 (1,227)
                                                           ========                =======

Net income (loss) per common share:

       Basic                                               $   0.01                  (0.02)
       Diluted                                             $   0.01                  (0.02)

Weighted-average common shares outstanding:

       Basic                                                 62,528                 64,658
       Diluted                                               62,539                 64,658


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                               Three months ended     Three months ended
                                                                               December 31, 2000      December 30, 2001
                                                                               ------------------     ------------------
Cash flows from operating activities:
 Net income (loss)                                                                 $    596                 (1,227)
                                                                                   --------                -------

 Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization                                                      4,364                  4,847
   Provision for doubtful accounts                                                    2,316                  1,725
   Amortization of debt discount                                                         --                    225
   Amortization of deferred financing costs                                             346                    321
   Deferred income taxes                                                                401                   (976)
   Decrease in deferred commitment fee                                                 (175)                  (175)
   Changes in operating assets and liabilities, net of acquisitions:
      Increase in receivables                                                        (2,766)                (1,839)
      Decrease (increase) in other current assets                                       482                   (191)
      Increase in other assets                                                         (149)                    (7)
      Increase (decrease) in accounts payable and accrued expenses                      286                 (1,778)
      Decrease in accrued interest                                                   (7,203)                (8,302)
                                                                                   --------                -------
       Total adjustments                                                             (2,098)                (6,150)
                                                                                   --------                -------

       Net cash used in operating activities                                         (1,502)                (7,377)
                                                                                   --------                -------
Cash flows from investing activities:

 Acquisition of radio stations, net of cash acquired                                 (3,412)                    --
 Advances on purchase price of radio stations                                        (5,097)                    (7)
 Additions to property and equipment                                                 (1,770)                  (830)
                                                                                   --------                -------
       Net cash used in investing activities                                        (10,279)                  (837)
                                                                                   --------                -------
Cash flows from financing activities:

 Increase in deferred financing costs                                                    (4)                    --
 Repayment of other long-term debt                                                      (41)                   (46)
                                                                                   --------                -------
       Net cash used in financing activities                                            (45)                   (46)
                                                                                   --------                -------
Net decrease in cash and cash equivalents                                           (11,826)                (8,260)

Cash and cash equivalents at beginning of period                                     59,559                 59,900
                                                                                   --------                -------
Cash and cash equivalents at end of period                                         $ 47,733                 51,640
                                                                                   ========                =======
Supplemental cash flow information:

 Interest paid                                                                     $ 15,190                 16,230
                                                                                   ========                =======

 Income taxes paid                                                                 $     10                    283
                                                                                   ========                =======


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 30, 2001
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of September 30, 2001 and December 30, 2001, and for the three-month periods ended December 31, 2000 and December 30, 2001 do not contain all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended September 30, 2001 included in the Company's fiscal year 2001 Annual Report on Form 10-K.

         The Company reports revenue and expenses on a broadcast calendar basis. "Broadcast calendar basis," means a period ending on the last Sunday of each reporting period. The Company has changed its fiscal year end from the last Sunday in September to the last Sunday in December. As a result, the quarter ended December 30, 2001 represents a transitional reporting period.

         In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal, recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three- month period ended December 30, 2001 are not necessarily indicative of the results for a full year.

(2)  FINANCIAL INFORMATION FOR GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

         Certain of the Company's subsidiaries (collectively, the "Subsidiary Guarantors") have guaranteed the Company's 9 5/8% senior subordinated notes due 2009 on a joint and several basis. The Company has not included separate financial statements of the Subsidiary Guarantors because (i) all of the Subsidiary Guarantors are wholly owned subsidiaries of the Company, and (ii) the guarantees issued by the Subsidiary Guarantors are full and unconditional. The Company has not included separate parent-only financial statements since the parent is a holding company with no independent assets or operations other than its investments in its subsidiaries. In December 1999, the Company transferred the FCC licenses of WRMA-FM, WXDJ-FM, WLEY-FM, WSKQ-FM, KLEY-FM, WPAT-FM, WCMA-FM, WSMA-FM (formerly WEGM-FM), WMEG-FM, WCMQ-FM, and KLAX-FM, to special purpose subsidiaries that were formed solely for the purpose of holding each respective FCC license. In addition, all FCC licenses acquired subsequent to December 1999 are held by special purpose subsidiaries. All of these special purpose subsidiaries are non-guarantors of the 9 5/8% senior subordinated notes due 2009. Condensed consolidating unaudited financial information for the Company and its guarantor and non-guarantor subsidiaries is as follows (in thousands):

                                                                   PARENT AND
                                                                   GUARANTOR      NON-GUARANTOR
                                                                  SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS       TOTAL
                                                                  ------------    -------------     ------------     ---------
                                                                                        AS OF SEPTEMBER 30, 2001
                                                                  ------------------------------------------------------------
CONDENSED CONSOLIDATING BALANCE SHEET
      Cash and cash equivalents                                     $ 58,619            1,281              --           59,900
      Receivables, net                                                21,996            1,278              --           23,274
      Other current assets                                             1,023              492              --            1,515
                                                                    --------         --------        --------        ---------

           Current assets                                             81,638            3,051              --           84,689

      Property and equipment, net                                     16,684            8,288              --           24,972
      Intangible assets, net                                          36,048          543,859              --          579,907
      Deferred financing costs, net                                   10,361               --              --           10,361
      Investment in subsidiaries and intercompany                    543,105         (448,413)        (94,692)              --
      Other assets                                                       248                1              --              249
                                                                    --------         --------        --------        ---------
           Total assets                                             $688,084          106,786         (94,692)         700,178
                                                                    ========         ========        ========        =========

      Current portion of long-term debt                             $    157              130              --              287
      Accounts payable and accrued expenses                           12,994            2,549              --           15,543
      Accrued interest                                                13,618               --              --           13,618
      Deferred commitment fee                                          1,457               --              --            1,457
                                                                    --------         --------        --------        ---------
           Current liabilities                                        28,226            2,679              --           30,905

      Long-term debt                                                 323,739            3,426              --          327,165
      Deferred income taxes                                           10,117           22,565              --           32,682
                                                                    --------         --------        --------        ---------
           Total liabilities                                         362,082           28,670              --          390,752
                                                                    --------         --------        --------        ---------
      Common stock                                                         6                1              (1)               6
      Additional paid-in capital                                     435,522           94,691         (94,691)         435,522
      Accumulated deficit                                           (109,526)         (16,576)             --         (126,102)
                                                                    --------         --------        --------        ---------
           Stockholders' equity                                      326,002           78,116         (94,692)         309,426
                                                                    --------         --------        --------        ---------
           Total liabilities and stockholders' equity               $688,084          106,786         (94,692)         700,178
                                                                    ========         ========        ========        =========

                                                                   PARENT AND
                                                                   GUARANTOR      NON-GUARANTOR
                                                                  SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS       TOTAL
                                                                  ------------    -------------     ------------     ---------
                                                                                        AS OF DECEMBER 30, 2001
                                                                  ------------------------------------------------------------
CONDENSED CONSOLIDATING BALANCE SHEET
      Cash and cash equivalents                                     $ 48,741            2,899              --           51,640
      Receivables, net                                                21,885            1,503              --           23,388
      Other current assets                                             1,186              520              --            1,706
                                                                    --------         --------         -------         --------

           Current assets                                             71,812            4,922              --           76,734

      Property and equipment, net                                     17,003            7,935              --           24,938
      Intangible assets, net                                          35,992          539,939              --          575,931
      Deferred financing costs, net                                   10,040               --              --           10,040
      Investment in subsidiaries and intercompany                    542,543         (447,851)        (94,692)              --
      Other assets                                                       255                1              --              256
                                                                    --------         --------         -------         --------
           Total assets                                             $677,645          104,946         (94,692)         687,899
                                                                    ========         ========         =======         ========

      Current portion of long-term debt                             $    159              132              --              291
      Accounts payable and accrued expenses                           11,735            2,030              --           13,765
      Accrued interest                                                 5,315                1              --            5,316
      Deferred commitment fee                                          1,282               --              --            1,282
                                                                    --------         --------         -------         --------
           Current liabilities                                        18,491            2,163              --           20,654

      Long-term debt                                                 323,949            3,391              --          327,340
      Deferred income taxes                                            9,086           22,620              --           31,706
                                                                    --------         --------         -------         --------
           Total liabilities                                         351,526           28,174              --          379,700
                                                                    --------         --------         -------         --------

      Common stock                                                         6                1              (1)               6
      Additional paid-in capital                                     435,522           94,691         (94,691)         435,522
      Accumulated deficit                                           (109,409)         (17,920)             --         (127,329)
                                                                    --------         --------         -------         --------
           Stockholders' equity                                      326,119           76,772         (94,692)         308,199
                                                                    --------         --------         -------         --------

           Total liabilities and stockholders' equity               $677,645          104,946         (94,692)         687,899
                                                                    ========         ========         =======         ========



                                                                   PARENT AND
                                                                   GUARANTOR      NON-GUARANTOR
                                                                  SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS       TOTAL
                                                                  ------------    -------------     ------------     ---------
                                                                          FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
                                                                  ------------------------------------------------------------
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
      Net broadcasting revenue                                      $ 33,811            3,503              --           37,314
      Station operating expenses                                      18,610            3,601              --           22,211
      Corporate expenses                                               2,511              120            (120)           2,511
      Depreciation and amortization                                      987            3,377              --            4,364
                                                                    --------         --------        --------        ---------
           Operating income (loss)                                    11,703           (3,595)            120            8,228

      Interest expense, net                                            6,086            1,351              --            7,437
      Other expense (income), net                                      2,138           (2,495)            120             (237)
      Income tax expense                                                 383               49              --              432
                                                                    --------         --------        --------        ---------
           Net income (loss)                                        $  3,096           (2,500)             --              596
                                                                    ========         ========        ========        =========

                                                                   PARENT AND
                                                                   GUARANTOR      NON-GUARANTOR
                                                                  SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS       TOTAL
                                                                  ------------    -------------     ------------     ---------
                                                                          FOR THE THREE MONTHS ENDED DECEMBER 30, 2001
                                                                  ------------------------------------------------------------
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
      Net broadcasting revenue                                      $ 30,922            2,992              --           33,914
      Station operating expenses                                      19,403            1,656              --           21,059
      Corporate expenses                                               2,387              120            (120)           2,387
      Depreciation and amortization                                      654            4,193              --            4,847
                                                                    --------           ------            ----          -------
           Operating income (loss)                                     8,478           (2,977)            120            5,621

      Interest expense, net                                            6,814            1,377              --            8,191
      Other expense (income), net                                      2,297           (3,067)            120             (650)
      Income tax (benefit) expense                                      (750)              57              --             (693)
                                                                    --------           ------            ----          -------
           Net income (loss)                                        $    117           (1,344)             --           (1,227)
                                                                    ========           ======            ====          =======

                                                                   PARENT AND
                                                                   GUARANTOR      NON-GUARANTOR
                                                                  SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS       TOTAL
                                                                  ------------    -------------     ------------     ---------
                                                                          FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
                                                                  ------------------------------------------------------------
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
      Cash flows from operating activities                          $ (3,604)           2,102              --           (1,502)
                                                                    ========           ======           =====          =======

      Cash flows from investing activities                          $ (8,591)          (1,688)             --          (10,279)
                                                                    ========           ======           =====          =======

      Cash flows from financing activities                          $ (1,051)           1,006              --              (45)
                                                                    ========           ======           =====          =======


                                                                   PARENT AND
                                                                   GUARANTOR      NON-GUARANTOR
                                                                  SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS       TOTAL
                                                                  ------------    -------------     ------------     ---------
                                                                          FOR THE THREE MONTHS ENDED DECEMBER 30, 2001
                                                                  ------------------------------------------------------------
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
      Cash flows from operating activities                          $ (8,947)           1,570              --           (7,377)
                                                                    ========           ======           =====          =======

      Cash flows from investing activities                          $   (916)              79              --             (837)
                                                                    ========           ======           =====          =======

      Cash flows from financing activities                          $    (15)             (31)             --              (46)
                                                                    ========           ======           =====          =======


(3) NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As discussed below, the Company adopted SFAS No. 144 effective December 31, 2001 which supersedes SFAS No. 121.

         The Company adopted the provisions of SFAS No. 141 upon its issuance and adopted the provisions of SFAS No. 142 effective December 31, 2001. Any goodwill or any intangible asset determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

         SFAS No. 141 requires that upon adoption of SFAS No. 142, the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption of SFAS No.
142. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period after adoption of SFAS No. 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period after adoption.

         In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption of SFAS No.
142. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption of SFAS No. 142. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount of goodwill. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption of SFAS No. 142. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

         As of the Company's adoption of SFAS No. 142 effective December 31, 2001, the Company had unamortized goodwill in the amount of $32.7 million, and unamortized identifiable intangible assets in the amount of $543.2 million, all of which will be subject to the transition provision of SFAS No. 142. Amortization expense related to goodwill and identifiable intangible assets was $3.6 million and $4.0 million for the three months ended December 31, 2000 and December 30, 2001, respectively. At this time, management is assessing the impact of the adoption of SFAS No. 142 on the Company's results of operations and financial position.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on December 31, 2001. At this time, management is assessing the impact of the adoption of SFAS No. 144 on the Company's results of operations and financial position.

(4)  ACQUISITIONS

         On November 2, 2000, we entered into an asset purchase agreement (the "Asset Purchase Agreement") with the International Church of the FourSquare Gospel ("ICFG") to purchase radio station KXOL-FM (formerly KFSG-FM) in Los Angeles, California at a purchase price of $250.0 million and made a non-refundable deposit of $5.0 million to be credited towards the purchase price at closing. The Asset Purchase Agreement contains customary representations and warranties, and the closing of our acquisition is subject to the satisfaction of certain customary conditions, including receipt of regulatory approval from the Federal Communications Commission and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On March 13, 2001, we entered into an Addendum to the Asset Purchase Agreement and two Time Brokerage Agreements with ICFG pursuant to which we are permitted to broadcast our programming over radio station KXOL-FM (the "TBA"), and ICFG is permitted to broadcast its programming over radio stations KFSG-FM (formerly KMJR-FM) and KFSB-FM (formerly KNJR-FM) (the "93.5 TBA"). In connection with the Addendum to the Asset Purchase Agreement and TBA, we made an additional non-refundable deposit of $20 million, which will be credited towards the purchase price at closing. On April 30, 2001, we commenced broadcasting our programming under the TBA and ICFG commenced broadcasting its programming under the 93.5 TBA.

         On February 8, 2002, we entered into an additional amendment to the Asset Purchase Agreement and an amendment to the TBA and the 93.5 TBA (collectively, the "Second Amendment"). The Second Amendment extends the deadline for closing under the amended Asset Purchase Agreement (the "KXOL Closing") to December 31, 2003. The KXOL Closing is subject to acceleration if we sell five specified stations during the term of the TBA. We are required to make additional payments to ICFG of $15 million on March 12, 2002, $5 million on September 30, 2002 and $15 million on March 12, 2003, if the KXOL Closing has not occurred or the amended Asset Purchase Agreement has not terminated by such respective dates. All such payments are non-refundable (except in case of breach by ICFG) and will be credited towards the purchase price at closing.

         In addition, pursuant to the Second Amendment, we have agreed to grant to ICFG, as of February 8, 2002, warrants exercisable for an aggregate of 2,000,000 shares of our Class A common stock at an exercise price of $10.50 per share. These warrants will be exercisable for a period of thirty-six months after the date of issuance after which they will expire if not exercised. If ICFG ceases to broadcast its programming under the 93.5 TBA at any time after September 1, 2002, commencing the last day of such calendar month, we will issue to ICFG each month thereafter warrants exercisable for 100,000 shares of our Class A common stock at an exercise price equal to the closing price of our shares on the last trading day of such month, until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement. These warrants will also be exercisable for a period of thirty-six months after the date of issuance after which they will expire if not exercised.

         Pursuant to the Second Amendment, the term of the TBA will continue until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement. If we do not make the March 12, 2002, September 30, 2002 or March 12, 2003 payments discussed above, the TBA and the amended Asset Purchase Agreement will both terminate on such respective date. The term of the 93.5 TBA will continue until the earlier to occur of (i) the KXOL Closing or (ii) September 1, 2002, unless extended by ICFG for an additional six month period. ICFG has the right to cancel the 93.5 TBA at anytime upon thirty days prior written notice.

         We intend to fund the acquisition of radio station KXOL-FM from a combination of cash on hand, internally generated cash flow, potential equity and debt financing and/or asset sales. Although we intend to complete this transaction, there can be no assurance that the acquisition of radio station KXOL-FM will be completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The performance of a radio station group is customarily measured by its ability to generate broadcast cash flow and EBITDA. Broadcast cash flow consists of operating income excluding corporate expenses and depreciation and amortization. EBITDA consists of operating income excluding depreciation and amortization. Broadcast cash flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles. These measures are not intended to be substitutes for operating income (loss), cash flow from operating activities, net income (loss), or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. Broadcast cash flow and EBITDA do not take into account our debt service requirements and any other commitments.

         Our primary source of revenue is the sale of advertising time on our radio stations to local and national advertisers. Our revenue is affected primarily by the advertising rates that our radio stations are able to charge as well as the overall demand for radio advertising time in a market. Seasonal net broadcasting revenue fluctuations are common in the radio broadcasting industry and are due to fluctuations in advertising expenditures by local and national advertisers. Typically for the radio broadcasting industry, the first calendar quarter generally produces the lowest revenue. Our most significant operating expenses for purposes of the computation of broadcast cash flow and EBITDA are personnel compensation expenses, programming expenses, and advertising and promotion expenses. Our management strives to control these expenses by working closely with local station management and others.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2000.

         NET REVENUE. Net revenue was $33.9 million for the three months ended December 30, 2001 compared to $37.3 million for the three months ended December 31, 2000, a decrease of $3.4 million or 9.1%. Net revenue decreased primarily due to the overall weak advertising sector, the economic recession and the tragic events of September 11, 2001. The main revenue decrease was in local revenue, which caused same station net revenue to decline. Our most affected markets were New York, Miami and Puerto Rico where the local economies are significantly influenced by tourism.

         STATION OPERATING EXPENSES. Station operating expenses were $21.1 million for the three months ended December 30, 2001 compared to $22.2 million for the three months ended December 31, 2000, a decrease of $1.1 million or 5.0%. The decrease in station operating expenses was primarily attributed to management's efforts in (a) administering cost cutting approaches and improving economies of scale in our Puerto Rico and Texas markets which experienced decreased facility expenses and personnel compensation expenses and (b) improving collections processes in our Puerto Rico market which decreased the provision for bad debts. These decreases were partially offset by an increase in advertising and promotions expenditures in our key markets.

         BROADCAST CASH FLOW. Broadcast cash flow was $12.9 million for the three months ended December 30, 2001 compared to $15.1 million for the three months ended December 31, 2000, a decrease of $2.2 million or 14.6%. Our broadcast cash flow margin decreased to 38.1% for the three months ended December 30, 2001 compared to 40.5% for the three months ended December 31, 2000. Our broadcast cash flow margin decreased mainly due to lower same station net revenue. In addition, our broadcast cash flow margin decreased due to the negative margin contributed by our start-up station KXOL-FM, serving the Los Angeles market.

         CORPORATE EXPENSES. Corporate expenses were $2.4 million for the three months ended December 30, 2001 compared to $2.5 million for the three months ended December 31, 2000, a decrease of $0.1 million or 4.0%. The decrease in corporate expenses resulted mainly from a decrease in corporate personnel compensation expenses.

         EBITDA. EBITDA was $10.5 million for the three months ended December 30, 2001 compared to $12.6 million for the three months ended December 31, 2000, a decrease of $2.1 million or 16.7%. The decrease in EBITDA was attributed to the decrease in broadcast cash flow.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $4.8 million for the three months ended December 30, 2001 compared to $4.4 million for the three months ended December 31, 2000, an increase of $0.4 million or 9.1%. The increase was related primarily to an increase in amortization costs resulting from stations acquired in November 2000.

         OPERATING INCOME. Operating income was $5.6 million for the three months ended December 30, 2001 compared to $8.2 million for the three months ended December 31, 2000, a decrease of $2.6 million or 31.7%. The decrease in operating income was caused by the decrease in EBITDA and an increase in depreciation and amortization expense.

         INTEREST EXPENSE, NET. Interest expense was $8.2 million for the three months ended December 30, 2001 compared to $7.4 million for the three months ended December 31, 2000, an increase of $0.8 million or 10.8%. The increase in interest expense, net is mainly due to a decrease in interest income resulting from the decline in interest rates.

         OTHER, NET. We recorded $0.6 million of income during the three months ended December 30, 2001 from insurance proceeds received related to the loss of equipment at the World Trade Center Towers resulting from the terrorist attacks. We recorded $0.2 million of income for the three months ended December 31, 2000 due to the settlement of a legal dispute related to a back-up auxiliary transmitter and antenna for KLAX-FM serving the Los Angeles market.

         NET (LOSS) INCOME. Net loss was $1.2 million for the three months ended December 30, 2001 compared to net income of $0.6 million for the three months ended December 31, 2000. The net loss was caused by the decrease in operating income and an increase in interest expense, net.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary source of liquidity is cash on hand and cash provided by operations. Our ability to increase our indebtedness is limited by the terms of the indentures governing our senior subordinated notes. Additionally, the indentures place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things.

         Net cash flows used in operating activities were $7.4 million for the three months ended December 30, 2001 compared to net cash flows used in operating activities of $1.5 million for the three months ended December 31, 2000. Changes in our net cash flows from operating activities were primarily a result of a decline in operating income, a reduction in accounts payable and accrued expenses and an increase in interest paid for the three months ended December 30, 2001.

         Net cash flows used in investing activities were $0.8 million for the three months ended December 30, 2001 compared to net cash flows used in investing activities of $10.3 million for the three months ended December 31, 2000. Changes in our net cash flows from investing activities were primarily a result of the absence of advances on and acquisition of stations during the three months ended December 30, 2001 as compared to the three months ended December 31, 2000.

         Net cash flows used in financing activities were minimal for the three months ended December 30, 2001 and December 31, 2000.

         Management believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations in the foreseeable future, including: (1) required significant cash interest payments pursuant to the terms of the senior subordinated notes due 2009 and (2) capital expenditures. Assumptions (none of which can be assured) that underlie management's belief, include:

         - the economic conditions within the radio broadcasting market and economic conditions in general will not further deteriorate in any material respect;

         - we will continue to successfully implement our business strategy;

         - we will not incur any material unforeseen liabilities, including environmental liabilities; and

         -        no future acquisitions will adversely affect our liquidity.

         We continuously review, and are currently reviewing, opportunities to acquire additional radio stations, primarily in the largest Hispanic markets in the United States. We engage in discussions regarding potential acquisitions from time to time in the ordinary course of business. On November 2, 2000, we entered into an asset purchase agreement (the "Asset Purchase Agreement") with the International Church of the FourSquare Gospel ("ICFG") to purchase radio station KXOL-FM (formerly KFSG-FM) in Los Angeles, California at a purchase price of $250.0 million and made a non-refundable deposit of $5.0 million to be credited towards the purchase price at closing. The Asset Purchase Agreement contains customary representations and warranties, and the closing of our acquisition is subject to the satisfaction of certain customary conditions, including receipt of regulatory approval from the Federal Communications Commission and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On March 13, 2001, we entered into an Addendum to the Asset Purchase Agreement and two Time Brokerage Agreements with ICFG pursuant to which we are permitted to broadcast our programming over radio station KXOL-FM (the "TBA"), and ICFG is permitted to broadcast its programming over radio stations KFSG-FM (formerly KMJR-FM) and KFSB-FM (formerly KNJR-FM) (the "93.5 TBA"). In connection with the Addendum to the Asset Purchase Agreement and TBA, we made an additional non-refundable deposit of $20 million, which will be credited towards the purchase price at closing. On April 30, 2001, we commenced broadcasting our programming under the TBA and ICFG commenced broadcasting its programming under the 93.5 TBA.

         On February 8, 2002, we entered into an additional amendment to the Asset Purchase Agreement and an amendment to the TBA and the 93.5 TBA (collectively, the "Second Amendment"). The Second Amendment extends the deadline for closing under the amended Asset Purchase Agreement (the "KXOL Closing") to December 31, 2003. The KXOL Closing is subject to acceleration if we sell five specified stations during the term of the TBA. We are required to make additional payments to ICFG of $15 million on March 12, 2002, $5 million on September 30, 2002 and $15 million on March 12, 2003, if the KXOL Closing has not occurred or the amended Asset Purchase Agreement has not terminated by such respective dates. All such payments are non-refundable (except in case of breach by ICFG) and will be credited towards the purchase price at closing.

         In addition, pursuant to the Second Amendment, we have agreed to grant to ICFG, as of February 8, 2002, warrants exercisable for an aggregate of 2,000,000 shares of our Class A common stock at an exercise price of $10.50 per share. These warrants will be exercisable for a period of thirty-six months after the date of issuance after which they will expire if not exercised. If ICFG ceases to broadcast its programming under the 93.5 TBA at any time after September 1, 2002, commencing the last day of such calendar month, we will issue to ICFG each month thereafter warrants exercisable for 100,000 shares of our Class A common stock at an exercise price equal to the closing price of our shares on the last trading day of such month, until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement. These warrants will also be exercisable for a period of thirty-six months after the date of issuance after which they will expire if not exercised.

         Pursuant to the Second Amendment, the term of the TBA will continue until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement. If we do not make the March 12, 2002, September 30, 2002 or March 12, 2003 payments discussed above, the TBA and the amended Asset Purchase Agreement will both terminate on such respective date. The term of the 93.5 TBA will continue until the earlier to occur of (i) the KXOL Closing or (ii) September 1, 2002, unless extended by ICFG for an additional six month period. ICFG has the right to cancel the 93.5 TBA at anytime upon thirty days prior written notice.

         We intend to fund the acquisition of radio station KXOL-FM from a combination of cash on hand, internally generated cash flow, potential equity and debt financing and/or asset sales. Although we intend to complete this transaction, there can be no assurance that the acquisition of radio station KXOL-FM will be completed.

         We have no other written understandings, letters of intent or contracts to acquire radio stations or other companies. We anticipate that any future acquisitions would be financed through funds generated from permitted debt financing, equity financing, operations or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, can be obtained on favorable terms.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As discussed below, the Company adopted SFAS No. 144 effective December 31, 2001 which supersedes SFAS No. 121.

         The Company adopted the provisions of SFAS No. 141 upon its issuance and adopted the provisions of SFAS No. 142 effective December 31, 2001. Any goodwill or any intangible asset determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

         SFAS No. 141 requires that upon adoption of SFAS No. 142, the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption of SFAS No.
142. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period after adoption of SFAS No. 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period after adoption.

         In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption of SFAS No.
142. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption of SFAS No. 142. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount of goodwill. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption of SFAS No. 142. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

         As of the Company's adoption of SFAS No. 142 effective December 31, 2001, the Company had unamortized goodwill in the amount of $32.7 million, and unamortized identifiable intangible assets in the amount of $543.2 million, all of which will be subject to the transition provision of SFAS No. 142. Amortization expense related to goodwill and identifiable intangible assets was $3.6 million and $4.0 million for the three months ended December 31, 2000 and December 30, 2001, respectively. At this time, management is assessing the impact of the adoption of SFAS No. 142 on the Company's results of operations and financial position.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on December 31, 2001. At this time, management is assessing the impact of the adoption of SFAS No. 144 on the Company's results of operations and financial position.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This transition report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. Factors that could cause actual results to differ from those expressed in forward-looking statements include, but are not limited to:

         - Our ability to finance the acquisition of KXOL-FM may be limited. In the event that we are unable to complete the acquisition under its current terms, we will lose the non-refundable deposits that we have made;

         - We may continue to incur start-up costs in connection with our time brokerage agreement for KXOL-FM;

         - If we complete our acquisition of KXOL-FM and/or acquire additional stations in the future, depending on the financing used to fund these acquisitions, interest expense may increase.

         - Our most important operating assets are our intangible assets, principally consisting of our FCC licenses. Impairment to the carrying value of these assets could have a material effect on our results of operations and financial position. Our ability to maintain the carrying value of these assets is dependent on the operating performance of the underlying radio stations, as discussed more fully under "New Accounting Pronouncements";

         - Our broadcast revenue and operating results could be adversely affected by the current recession or by another national or regional recession;

         - Our substantial level of debt could limit our ability to grow and compete;

         - Despite current indebtedness levels and limits imposed by our indentures on additional indebtedness, we and our subsidiaries may still be able to incur substantially more debt which could further limit our ability to grow and compete;

         - If any lender to us or our subsidiaries accelerates any debt in the event of a default under our or our subsidiaries' indebtedness, we and our subsidiaries may not have the resources to repay that debt, and an event of default under any material debt instrument would harm our business and financial condition;

         - The terms of our debt restrict us from engaging in many activities, require us to satisfy various financial tests and may adversely affect our business by limiting our flexibility;

         - We have experienced net losses in the past and to the extent that we experience losses in the future, the market price of our securities and our ability to raise capital could be adversely affected;

         - A large portion of our net broadcast revenue and broadcast cash flow comes from the New York and Miami markets and a significant decline in net broadcast revenue or broadcast cash flow from our stations in either of these markets could have a material adverse effect on our financial position and results of operations;

         - Loss of key personnel, including Raul Alarcon, Jr., our Chairman of the Board of Directors, President and Chief Executive Officer, could adversely affect our business;

         - We compete for advertising revenue with other radio groups as well as television and other media, many operators of which have greater resources than we do;

         - Our growth depends on successfully executing our acquisition strategy. We intend to grow by acquiring radio stations primarily in the largest U.S. Hispanic markets, but we cannot assure you that our acquisition strategy will be successful;

         - Raul Alarcon, Jr., Chairman of the Board of Directors, Chief Executive Officer and President, has majority voting control and this control may discourage or influence certain types of transactions, including an actual or potential change of control of SBS such as a merger or sale of SBS;

         - We must be able to respond to rapidly changing technology, services and standards which characterize our industry in order to remain competitive;

         - Our business depends on maintaining our FCC licenses. We cannot assure you that we will be able to maintain these licenses;

         - We may face regulatory review for additional acquisitions in our existing markets and, potentially, new markets;

         - The market price of our shares of Class A common stock may fluctuate significantly; and

         - Current or future sales by existing stockholders could depress the market price of our Class A common stock.

         Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended September 30, 2001 and in the three-month period ended December 30, 2001. However, there can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

         We are not subject to currency fluctuations since we do not have any operations other than where the currency is the U.S. dollar. We do not have any variable rate debt or derivative financial or commodity instruments.

PART II --  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         From time to time we are involved in litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. We are not currently a party to litigation, which in the opinion of management, is likely to have a material adverse effect on our business.

ITEM 5.  OTHER INFORMATION

         On February 8, 2002, we entered into an additional amendment to the Asset Purchase Agreement for the purchase of KXOL-FM and an amendment to the TBA and the 93.5 TBA (collectively, the "Second Amendment"). The Second Amendment extends the deadline for closing under the amended Asset Purchase Agreement (the "KXOL Closing") to December 31, 2003. The KXOL Closing is subject to acceleration if we sell five specified stations during the term of the TBA. We are required to make additional payments to ICFG of $15 million on March 12, 2002, $5 million on September 30, 2002 and $15 million on March 12, 2003, if the KXOL Closing has not occurred or the amended Asset Purchase Agreement has not terminated by such respective dates. All such payments are non-refundable (except in case of breach by ICFG) and will be credited towards the purchase price at closing.

         In addition, pursuant to the Second Amendment, we have agreed to grant to ICFG, as of February 8, 2002, warrants exercisable for an aggregate of 2,000,000 shares of our Class A common stock at an exercise price of $10.50 per share. These warrants will be exercisable for a period of thirty-six months after the date of issuance after which they will expire if not exercised. If ICFG ceases to broadcast its programming under the 93.5 TBA at any time after September 1, 2002, commencing the last day of such calendar month, we will issue to ICFG each month thereafter warrants exercisable for 100,000 shares of our Class A common stock at an exercise price equal to the closing price of our shares on the last trading day of such month, until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement. These warrants will also be exercisable for a period of thirty-six months after the date of issuance after which they will expire if not exercised.

         Pursuant to the Second Amendment, the term of the TBA will continue until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement. If we do not make the March 12, 2002, September 30, 2002 or March 12, 2003 payments discussed above, the TBA and the amended Asset Purchase Agreement will both terminate on such respective date. The term of the 93.5 TBA will continue until the earlier to occur of (i) the KXOL Closing or (ii) September 1, 2002, unless extended by ICFG for an additional six month period. ICFG has the right to cancel the 93.5 TBA at anytime upon thirty days prior written notice.

         We intend to fund the acquisition of radio station KXOL-FM from a combination of cash on hand, internally generated cash flow, potential equity and debt financing and/or asset sales. Although we intend to complete this transaction, there can be no assurance that the acquisition of radio station KXOL-FM will be completed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                   (a)     Exhibits -


                  10.1 Amendment dated as of February 8, 2002 to Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the FourSquare Gospel and Spanish Broadcasting System, Inc., as amended by an Addendum dated March 13, 2001.

                  10.2 Amendment No. 1 dated as of February 8, 2002 to Time Brokerage Agreement dated as of March 13, 2001 by and between International Church of the FourSquare Gospel, as Licensee and Spanish Broadcasting System, Inc., as Time Broker.

                  10.3     Amendment No. 1 dated as of February 8, 2002 to the
                           93.5 Time Brokerage Agreement dated as of March 13, 2001 by and between Spanish Broadcasting System SouthWest, Inc., as Licensee and International Church of the FourSquare Gospel, as Time Broker.

                  10.4 Stock Option Agreement dated as of October 29, 2001 between Spanish Broadcasting System, Inc. and Castor Fernandez (incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K filed December 31, 2001).

                  10.5 Form of Stock Option Agreement dated as of October 29, 2001 between Spanish Broadcasting System, Inc. and Carl Parmer (incorporated by reference to Exhibit
                           10.51 to the Company's Annual Report on Form 10-K filed December 31, 2001).

                   (b)     Reports on Form 8-K

                           The Company filed a current report on Form 8-K on November 21, 2001 to report that on November 6, 2001 the Company's Board of Directors approved a resolution to change the Company's fiscal year end from the last Sunday in September of each calendar year to the last Sunday in December of each calendar year effective immediately.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf and on behalf of the additional registrants by the undersigned thereunto duly authorized.

                           Spanish Broadcasting System, Inc. and each of the additional registrants listed in the Table of Additional Registrants



                           By:    /s/ JOSEPH A. GARCIA
                                  ---------------------------------------------
                                  Joseph A. Garcia, Executive Vice President,
Date: February 13, 2002           Chief Financial Officer and Secretary
                                  (principal financial and accounting officer
                                  and duly authorized officer of the registrant)